Form 10-K
period 2003-12-31
MERRILL LYNCH DEPOSITOR INC PREFERREDPLUS TRUST SERIES GEC 1
filed 2004-01-26
CIK 1201478

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                           --------------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                            -------------------------

         For the fiscal year ended:               Commission file number:
              DECEMBER 31, 2003                         333-68854-10

                          MERRILL LYNCH DEPOSITOR, INC.
                 (ON BEHALF OF PREFERREDPLUS TRUST SERIES GEC-1)
             (Exact name of registrant as specified in its charter)

            DELAWARE                                13-3891329
        (State or other                         (I. R. S. Employer
        jurisdiction of                         Identification No.)
        incorporation)

     WORLD FINANCIAL CENTER,                            10080
      NEW YORK,  NEW YORK                             (Zip Code)
     (Address of principal
      executive offices)
                           --------------------------

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

ITEM 14.     CONTROL AND PROCEDURES.

             Not Applicable.

PART IV.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8K.

             Trustee's report in respect of the March 15, 2003 distribution to holders of the PreferredPlus Trust Series GEC-1 Class A Certificates incorporated herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on April 17, 2003.

             Trustee's report in respect of the September 15, 2003 distribution to holders of the PreferredPlus Trust Series GEC-1 Class A Certificates incorporated herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on September 17, 2003.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                         MERRILL LYNCH DEPOSITOR, INC.

             Date: 1/23/04                    By:    /s/ Barry Finkelstein
                                              Name:  Barry Finkelstein
                                              Title: President

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

Date: 1/23/04

/s/ Barry N. Finkelstein
Barry N. Finkelstein
Chief Executive Officer