Form 10-K/A
MERRILL LYNCH DEPOSITOR INC PREFERREDPLUS TRUST SERIES GEC 1
filed 2004-03-30
CIK 1201478

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------


                                   FORM 10-K/A

                                 AMENDMENT NO.1

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                           --------------------------



     For the fiscal year ended:                      Commission file number:
        December 31, 2003                                    001-31520

                          MERRILL LYNCH DEPOSITOR, INC.
                 (ON BEHALF OF PREFERREDPLUS TRUST SERIES GEC-1)
             (Exact name of registrant as specified in its charter)

               Delaware                                  13-3891329
            (State or other                         (I. R. S. Employer
            jurisdiction of                         Identification No.)
            incorporation)


      World Financial Center,                            10080
        New York, New York                            (Zip Code)
       (Address of principal
        executive offices)

                           --------------------------


          Registrant's telephone number, including area code: (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

PreferredPLUS Trust Certificates Series GEC-1, Listed on The New York Stock Exchange

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

Not Applicable.



                       DOCUMENTS INCORPORATED BY REFERENCE

None.


                                EXPLANATORY NOTE

Merrill Lynch Depositor, Inc. (on behalf of PreferredPLUS Trust Series GEC-1) hereby amends its Annual Report for the fiscal year ended December 31, 2003 in its entirety as set forth below.

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

                    Although we have no reason to believe the information concerning the underlying securities or the underlying securities issuer contained in the underlying securities issuer's Exchange Act reports is not reliable, neither the depositor nor the trustee participated in the preparation of such documents or made any due diligence inquiry with respect to the information provided therein. No investigation with respect to the underlying securities issuer (including, without limitation, no investigation as to its financial condition or creditworthiness) or of the underlying securities has been made. You should obtain and evaluate the same information concerning the underlying securities issuer as you would obtain and evaluate if your investment were directly in the underlying securities or in other securities issued by the underlying securities issuer. There can be no assurance that events affecting the underlying securities or the underlying securities issuer have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

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

        Item 6.     Selected Financial Data

                    Not Applicable.

        Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    Not Applicable.

        Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

                    Not Applicable.

        Item 8.     Financial Statements and Supplementary Data

                    Not Applicable.

        Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

                    None.

        Item 9A.    Controls and Procedures

                    The Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2003 was filed late and the principal balance of the Class A and B trust securities as set forth in the distribution report attached thereto as Exhibit 99.1 were incorrect, therefore such Form 8-K which contained the incorrect principal balances was subsequently amended on Form 8-K/A and filed with the Securities and Exchange Commission on March 1, 2004 in order to rectify such errors. The Registrant's annual report on Form 10-K filed with the Securities and Exchange Commission on January 26, 2004 for the fiscal year ended December 31, 2003, and as amended hereby, did not include as an exhibit (i) a trustee report on compliance with the Standard Terms for Trust Agreements dated February 20, 1998, as amended, between the Registrant and the Trustee, (ii) an independent accountants' report attesting to management's assertion that the Registrant complied with its PPLUS Minimum Servicing Standards and
                    (iii) a certification by the chief executive officer of the Registrant certifying to such compliance with servicing standards. The Registrant has revised its procedures so as to provide reasonable assurance that its future Exchange Act filings will be filed within the applicable time periods.

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

        Item 14.    Principal Accounting Fees and Services

                    Not Applicable.

        PART IV

        Item 15.    Exhibits, Financial Statement Schedules and Reports on Form
                    8-K

                    (a)(1)    Financial Statements: Not Applicable

                    (a)(2)    Financial Statement Schedules: Not Applicable

                    (a)(3)    List of Exhibits

                    The following exhibits are filed as part of, and incorporated by reference into, this Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K:

                              31.1 Certification of President of Registrant dated March 30, 2004, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to
                                    Section 302 of the Sarbanes-Oxley Act of
                                    2002, with respect to the Registrant's
                                    Annual Report on Form 10-K for the year
                                    ended December 31, 2003.

                              99.1. Trustee's Annual Compliance Certificate
                                    dated March 30, 2004.

                              99.2. Independent Accountants' Report dated March
                                    30, 2004, Management's Assertion on
                                    Compliance with PPLUS Minimum Servicing
                                    Standards dated March 30, 2004 and PPLUS
                                    Minimum Servicing Standards.

                    (b)       Reports on Form 8-K

                              Trustee's report in respect of the March 17, 2003 distribution to holders of the PreferredPLUS Trust Certificates Series GEC-1 incorporated herein by reference as Exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2003 as amended on Form 8-K/A filed with the Securities and Exchange Commission on March 1, 2004.

                              Trustee's report in respect of the September 15, 2003 distribution to holders of the PreferredPLUS Trust Certificates Series GEC-1 incorporated herein by reference as Exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2003.

                    (c)       Exhibits

                              The Registrant hereby files as part of this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) set forth above.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                               MERRILL LYNCH DEPOSITOR, INC.

Date: March 30, 2004                           By:/s/ Michael Frank Connor
                                               ------------------------------
                                               Name:    Michael Frank Connor
                                               Title:   President